Form 10QSB
period 1999-06-30
MERCURY CAPITAL CORP
filed 1999-07-30
CIK 835767

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB




            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended June 30, 1999


                       Commission File Number: 0-25519


                             Mercury Capital Corp.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Colorado                                       84-1504384
----------------------------                ---------------------------------
(State of other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)


                            5770 South Beech Court
                       Greenwood Village, Colorado  80121
          ----------------------------------------------------------
          (Address of principal executive offices including zip code)


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

                            Yes X             No___


As of June 30, 1999, the Registrant had 4,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                   INDEX

                                                                  PAGE
                                                                 NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Balance Sheets as of June 30, 1999
              and December 31, 1998                                3

              Statement of Operations, Three Months
              Ended June 30, 1999                                  4

              Statement of Operations, Six Months
              Ended June 30, 1999                                  5

              Statement of Cash Flows, Six Months
              Ended June 30, 1999                                  6

              Notes to Financial Statements                        7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                           8

Part II.  Other Information                                        9

                             MERCURY CAPITAL CORP.

                                BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS

                                                 June 30     December 31
                                                   1999           1998
                                              ------------     -----------

Current Assets
 Cash                                         $     3,000      $        -
                                              -----------      ----------
  Total Current Assets                              3,000               -

Organization costs, net of amortization             7,225              30
                                              -----------      ----------

  Total Assets                                $    10,225      $       30
                                              ===========      ==========



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                 331               -
                                              -----------      ----------
  Total Current Liabilities                           331               -
                                              -----------      ----------

Stockholders' Equity:
Preferred Stock, no par value,
     5,000,000 shares authorized
     none issued and outstanding                        -               -
 Common Stock, no par value,
     100,000,000 shares authorized
     4,000,000 shares issued and
     outstanding                                   12,050              50
Additional paid-in capital                          9,000           7,200
Accumulated deficit                               (11,156)         (7,220)
                                              -----------      ----------
Total Stockholders' Equity                          9,894              30
                                              -----------      ----------

Total Liabilities and Stockholders' Equity    $    10,225      $       30
                                              ===========      ==========


The accompanying notes are an integral part of the financial statements.

                             MERCURY CAPITAL CORP.

                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                       Three Months Ended June 30, 1999



Revenues                                              $         -
                                                      -----------

Operating Expenses:
     Amortization                                             403
     Professional fees                                        931
     Rent                                                     300
                                                      -----------
       Total Operating Expenses                             1,634
                                                      -----------

Net Loss                                              $    (1,634)
                                                      -----------

Per Share                                             $       nil
                                                      ===========

Weighted Average Number of Shares Outstanding           4,000,000
                                                      ===========




















The accompanying notes are an integral part of the financial statements.

                             MERCURY CAPITAL CORP.

                           STATEMENT OF OPERATIONS
                                (Unaudited)

                       Six Months Ended June 30, 1999



Revenues                                              $         -
                                                      -----------

Operating Expenses:
     Amortization                                             805
     Professional fees                                      2,531
     Rent                                                     600
                                                      -----------
       Total Operating Expenses                             3,936
                                                      -----------

Net Loss                                              $    (3,936)
                                                      -----------

Per Share                                             $       nil
                                                      ===========

Weighted Average Number of Shares Outstanding           4,000,000
                                                      ===========




















The accompanying notes are an integral part of the financial statements.

                             MERCURY CAPITAL CORP.

                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

                         Six Months Ended June 30, 1999



Cash Flows from Operating Activities:
     Net (loss)                                        $   (3,936)
     Amortization                                             805
     Increase in accounts payable                             331
                                                       ----------

  Net Cash Provided By Operating Activities                (2,800)
                                                       ----------


Cash Flows from Investing Activities:
     (Increase) in organization costs                      (8,000)
                                                       ----------

 Net Cash (Used in) Investing Activities                   (8,000)
                                                       ----------

Cash Flows from Financing Activities:
     Common stock issued                                   12,000
     Increase in additional paid-in capital                 1,800
                                                       ----------

  Net Cash Provided by Financing Activities                13,800
                                                       ----------

(Decrease) in Cash                                          3,000

Cash, Beginning of Period                                       -
                                                       ----------

Cash, End of Period                                    $    3,000
                                                       ==========

Interest Paid                                          $        -
                                                       ==========

Income Taxes Paid                                      $        -
                                                       ==========







The accompanying notes are an integral part of the financial statements.

                             MERCURY CAPITAL CORP.

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1999 (Unaudited)


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

The Company generated no revenues during the quarter ended June 30, 1999, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 1999, the Company had no material commitments for capital expenditures.

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


                                   MERCURY CAPITAL CORP.



Date: July 26, 1999                By:/s/ Joseph J. Peirce
                                      Joseph J. Peirce, President

                               EXHIBIT INDEX
EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically