Form 10QSB
period 2000-03-31
FON DIGITIAL NETWORK INC
filed 2000-05-22
CIK 835767

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.     20549

FORM 10 QSB

CURRENT REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Period Ending: March 31, 2000

Date of Report(Date of Earliest Event
Reported): January 1, 2000

FDN, INC. FORMERLY DOING BUSINESS
As "MERCURY CAPITAL CORP."

COLORADO                0-25519            84-0644739

(State or other         (Commission File   IRS Employer
jurisdiction of         Number)            I.D. No.)
incorporation)

2290 Lee Rd.
Winter Park, FL                          32789
(Address of principal                  (Zip Code)
executive offices)

(407) 702.2000
Registrant's telephone number, including area code:

Mercury Capital Corporation
5770 South Beech Ct.
Greenwood Village, CO 80121
(303) 221. 7376
(Former name, address and telephone number)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes_____xx________       No__________________


            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes_______________       No_________________

            APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 2000: 47,327,803

FDN, Inc. and subsidiaries
Index to Form 10-QSB


Part No. Item No.      Description                              Page No.

I                FINANCIAL INFORMATION:

           1.      Financial Statements

                   Consolidated Balance Sheets at March 31, 2000
                   (Unaudited) and December 31, 1999              2-3
                   Consolidated Statements of Operations for the Quarters Ended March 31, 2000 and March 31, 1999
                   (Unaudited)                                      4

                   Consolidated Statements of Cash Flows for the
                   Quarters Ended March 31, 2000 and March 31, 1999
                   (Unaudited)                                    5-6

                   Notes to Consolidated Financial Statements
                   (Unaudited)                                   7-10

           2.      Management's Discussion and Analysis of Financial
                   Condition and results of Operations          11-12


II                     OTHER INFORMATION:

           1.      Legal Proceedings                               13

           2.      Changes in Securities and Use of Proceeds    13-14

           3.      Defaults Upon Senior Securities                 14

           6.      Exhibits and Reports on Form 8-K                14

                   SIGNATURES                                      15

FDN, Inc. and subsidiaries
Consolidated Balance Sheets
Page 1 of 2

                                 ASSETS

                                                 March 31       December 31
                                                 2000           1999
                                                (Unaudited)
                                               --------------  -------------

CURRENT ASSETS

Cash                                           $     99,063    $     80,482

Accounts receivable -
 less allowance for doubtful accounts
 of $134,368 and $64,619, respectively              425,352         244,129

Accounts receivable - affiliates                    264,000         108,201

Accounts receivable - factored -
 less allowance for doubtful
 accounts of $1,790 and $37,222, respectively        10,144         148,888

Prepaid expenses and other current assets           844,823          47,232

Total Current Assets                              1,643,382         628,932
                                                ------------       ---------

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment - net                 972,256       1,055,144


OTHER ASSETS

Deferred charges and intangibles - net            3,101,336       3,119,071

Assets held for resale                              385,000         385,000

Security deposits                                     5,000           5,000

Total Other Assets                                3,491,336       3,509,071
                                                ------------      ----------
Total Assets                                    $ 6,106,974     $ 5,193,147


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENT

FDN, Inc. and subsidiaries
Consolidated Balance Sheets
Page 2 of 2
LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 March 31       December 31
                                                 2000           1999
                                                (Unaudited)
                                               --------------  -------------
CURRENT LIABILITIES

Notes payable - current                          $  931,001     $ 1,644,291

Equipment loan payable                              335,000         385,000

Loans payable - affiliate                           145,809         145,809

Factoring payable                                      -             93,055

Note payable - bank                                 212,000         212,000

Capital lease obligations - current                  81,725          80,183
Accounts payable                                  1,129,573       1,078,397

Loan payable - shareholder                              -            29,611

Payroll taxes payable                               189,793         191,732

Accrued liabilities                                  93,818          93,778
                                                 -----------      ----------
Total Current Liabilities                         3,118,719       3,953,856


LONG TERM LIABILITIES

Notes payable - net of current portion            3,545,424       5,301,766

Capital lease obligations -
 net of current portion                             433,071         419,179
                                                 -----------      ----------

Total Liabilities                                 7,097,214       9,674,801


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)


Common stock, $0.001 par value, 100,000,000
 Shares authorized,  47,121,433 and 39,261,735
 Shares issued and outstanding, respectively         47,121          39,261

Additional paid in capital                        5,483,470          24,589

Accumulated deficit                              (6,520,831)     (4,545,504)
                                                 -----------    ------------

Total Shareholders' Equity (Deficit)               (990,240)     (4,481,654)
                                                 -----------    ------------

Total Liabilities and Shareholders' Equity      $ 6,106,974     $ 5,193,147


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FDN, Inc. and subsidiaries
Consolidated Statements of Operations (Unaudited)

                                           Quarter ended      Quarter ended
                                           March 31, 2000     March 31, 1999
                                          ----------------   ----------------

Sales Revenue:

Net Revenues                                $  308,366          $    -

Total Sales Revenue                            308,366               -

Cost of Sales:

Cost of goods sold                             417,452               -
                                           ---------------    ---------------

Gross Profit (Loss)                           (109,086)              -

Operating Expenses:

Selling, general and administrative
 expenses                                    1,450,136               610,600
                                           ---------------     --------------
Loss from Operations                        (1,559,222)             (610,600)

Other Income/Expenses:

Interest expense                               416,105                 4,664
                                           ---------------     --------------

Total Other Expenses                           416,105                 4,664

Loss Before Provision for Income Taxes      (1,975,327)             (615,264)
                                           ---------------     --------------
Income Taxes

Income taxes - currently payable                 -                   -

Income taxes - deferred                          -                   -
                                           ---------------     --------------

Net Loss                                  $ (1,975,327)         $   (615,264)
                                           ---------------     --------------

Loss per Share - Basic & Diluted          $      (0.05)         $      (0.02)



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FDN, Inc. and subsidiaries
Consolidated Statements of Cash Flows (Unaudited)





                                           Quarter ended      Quarter ended
                                           March 31, 2000     March 31, 1999
                                          ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                    $ (1,975,327)       $  (615,624)

Adjustments to reconcile
 net loss to net cash utilized by
 operating activities:

Depreciation and amortization                     73,445              3,656

Bad debt expense                                   1,790                -

Stock issued for interest expense                400,680                -

Stock issued for broker fees                     284,420                -

Stock issued for consultant fees                  59,860                -

Changes in operating assets and liabilities:

Accounts receivable                             (181,222)               -

Accounts receivable - factor                     136,953                -

Prepaid expenses                                (143,487)               -

Other assets                                        -              (173,750)

Accounts payable and accrued expenses             47,560             18,098

Other current liabilities                         (1,939)               -
                                            -----------------    ------------

NET CASH FLOWS (UTILIZED)
  IN OPERATING ACTIVITIES                     (1,297,267)          (767,620)
                                            -----------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment               (38,476)          (213,370)

Sales of property and equipment -proceeds         94,283                -

Loans made to affiliates                          99,201           (156,773)
                                            ----------------     ------------



NET CASH FLOWS PROVIDED BY
 (USED IN) INVESTING ACTIVITIES                  155,008           (370,143)
                                            -----------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Net loan from shareholder                       (284,610)          (987,424)

Net pay down to factor                           (93,055)              -

Proceeds from promissory notes                      -             2,424,533

Payments on promissory notes                    (798,300)              -

Proceeds from long-term debt                     100,000               -

Payments of long-term debt                       (50,000)              -

Payments on capital lease obligation             (13,195)              -

Proceeds from sale of stock                    2,300,000               -
                                            -----------------    ------------

NET CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES                                   1,160,840          1,437,109
                                            -----------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS           18,581            299,706

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                       80,482                456
                                            -----------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  99,063          $ 300,162
                                            -----------------    ------------

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid                              $   -              $  -

Interest paid                                  $  59,665             -

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FDN, Inc. and subsidiaries Consolidated
                  Statements of Cash Flows (Unaudited) (continued)

Supplemental Schedule of Non-cash Investing and Financing Activities

During the first quarter ended March 31, 2000:

The Company entered into a capital lease for office equipment aggregating
$28,629.

The Company converted approximately 1,806,000 of promissory notes and related accrued interest into 3,000,911 shares of common stock.

The Company issued 1,250,000 shares of common stock for all the outstanding stock of Mercury Capital Corporation.

The Company issued stock and/or options to certain consultants for future services valued in the aggregate at $682,925.

The Company issued stock to a finder related to $2,300,000 in equity raised. The stock issued to the finder was valued at $153,408.

FDN, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1:

In the opinion of management, the accompanying unaudited and consolidated financial statements of FDN, Inc. and its subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for all periods presented.

The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

For a summary of significant accounting policies and additional financial information, see the financial statements in the May 1, 2000 8-KA, which are incorporated herein by reference, for the years ended December 31, 1999 and 1998 including the notes thereto which should be read in conjunction with these financial statements.


NOTE 2: DESCRIPTION OF BUSINESS, ORGANIZATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

FDN, Inc., the Company, (formerly Ultrafit Centers, Inc.) was incorporated in the State of Colorado on May 27, 1987. After being administratively dissolved on November 1, 1997 by the Colorado Secretary of State, the Company was reinstated and a certificate of good standing was issued on February 18, 1999. In anticipation of the reverse acquisition with FON Digital Network, Inc. (a Florida corporation) discussed below, the Company officially changed its name to FDN, Inc. on February 18, 1999. Before the reverse acquisition, FDN, Inc (formerly Ultrafit Centers, Inc.) had operated a series of geriatric rehabilitation facilities. Prior to December 31, 1999 FDN, Inc. ceased operating these facilities and had in fact divested themselves of all assets related to the rehabilitation business.

FDN Inc., through its subsidiaries, is an emerging provider of advanced, integrated telecommunications services primarily to residential and small business customers. The Company offers local, long-distance, prepaid and operated assisted telephone services integrated with enhanced communications features. The Company is broadening its business strategy as an Integrated Communications Provider (ICP), providing broadband data, voice and video telecommunications services primarily throughout the United States and terminating internationally. Additionally, products offered are: traditional 1 plus, 0 plus (operator assisted), travel card, toll free 800 service, Voice over Internet (VoIP), and Internet Service Provider
(ISP).

FON Digital Network, Inc "FON" was incorporated on August 5, 1998 in the state of Florida. FON Digital Network changed its name on March 11, 2000 to Clearpoint Communications, Inc. On February 23, 1999, the FON shareholders agreed to exchange all their shares of common stock for 32,881,409 shares of FDN, Inc. in a transaction reflected as a reverse acquisition. FDN, Inc. remains the legal acquirer, although FON is considered the accounting acquirer, and as such, the financial statements, present the results of operations for the accounting acquirer, FON. The only historical information of FDN (Ultrafit Centers, Inc.) presented is the outstanding liabilities and related deficit.

On July 15, 1999, FON purchased substantially all the assets of American Telecommunications Enterprises, Inc., (out of bankruptcy).
The acquisition was accounted for under the purchase method of accounting and as such, the financial statements include the operations from the date of acquisition. American Tel Enterprises, Inc. (TEL) was incorporated in the State of Florida on July 1, 1999 to effectuate this transaction.

Pro forma Information

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company had the transactions involving American Telecommunications Enterprises, Inc. occurred at the beginning of the period presented:

                                                Period Ended March 31,
                                                1999

Net sales                                       $    713,847
Net income (loss)                                 (1,146,400)
Basic earnings per share                        $      (0.03)
Diluted earnings per share                      $      (0.03)

FDN, Inc. and subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 2: DESCRIPTION OF BUSINESS, ORGANIZATION AND SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES
 (CONTINUED)

The above pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of such date or of the results which may occur in the future.

The stockholders' equity section of the accompanying financial statements has been retroactively restated to account for the recapitalization as a result of the reverse acquisition.

In March 2000, the Company entered into an exchange agreement with Mercury Capital Corporation, an inactive Colorado corporation, whereby all the outstanding shares of common stock of Mercury Capital (4,000,000) were exchanged for 1,250,000 shares of common stock of the Company. This transaction, in which the Company acquired 100% of the issued and outstanding common stock of Mercury, also enabled the Company to become the parent corporation of Mercury. Management believes that this transaction will allow the Company to achieve full reporting status to satisfy the NASD eligibility and listing requirements.

NOTE 3:  OPERATING RESULTS AND MANAGEMENT PLANS

The accompanying financial statements reflect significant operating losses and a large accumulated deficit, as well as negative working capital and negative cash flows from operations. At March 31, 2000, the Company was also in default on certain promissory notes and had delinquent payroll tax liabilities resulting from the Ultrafit acquisition.

Management has taken an aggressive proactive approach to reversing these negative trends, including the purchase of the assets of American Telecommunications Enterprises, Inc, as well as successfully negotiating the partial conversion of certain notes to equity and either paying or extending the balance of the majority of the remaining notes.

Through March 31, 2000, the Company has converted approximately $1.8 million of the promissory notes and related accrued interest to equity, and has raised an additional $2.3 million in equity financing. Management is also in discussions and has received best efforts term sheets for significant additional potential equity financing. The Company believes it has solidified its relationships with its telecommunications providers and has established new relationships in an attempt to better provide services to its existing and potential client base.

NOTE 4:  PROMISSORY NOTES/OTHER NOTES PAYABLE

During February and March of 2000, the Company converted approximately $1,806,000 of principal and accrued interest related to certain promissory notes into common stock. The converting note holders received common stock of a significant shareholder which had been pledged as collateral. To replace the stock pledged by this shareholder, the Company issued 3,000,011 replacement shares. These 3,000,011 shares represented a 30,876 share premium from those shares pledged as collateral, and also takes into account 138,465 additional shares to be issued in May 2000 to settle a $90,000 note which has been converted in May of 2000.

In connection with the $1,806,000 of principal and interest converted, the Company has recorded an additional interest expense associated with the conversion of $400,681, which represents the fair value of the stock issued as compared to the book value of the debt converted

At March 31, 2000, $609,956 of promissory notes were still outstanding and some were in default. Subsequent to March 31, 2000, $50,000 has been repaid, $90,000 has been converted to equity, and additionally, a note holder has agreed to extend the terms of his $420,000 note for an additional six months.

In conjunction with the acquisition of Mercury Capital, the Company agreed to pay a consultant $200,000. $100,000 was paid in cash and a non-interest bearing note for the remaining $100,000 is due and payable in July 2000.

NOTE 5:  OBLIGATIONS UNDER CAPITAL LEASE

During the first quarter of 2000, the Company entered into additional capital leases for various office equipment totaling $28,629.

FDN, Inc. and subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6:  SHAREHOLDERS' EQUITY

During the first quarter of 2000, the Company entered into several transactions which effect shareholders' equity. These transactions are detailed below:

In January 2000, the Company issued 500,080 unregistered, restricted shares of common stock to an investment broker who has helped negotiate the conversion of certain promissory notes into equity. (See Note 4). The Company has recorded a brokerage fee and resulting increase to capital of $284,420 (the fair value of these shares) in connection with this transaction.

In February 2000, the Company entered into an agreement with a marketing and promotions firm to perform certain promotional services over the next 12 months. As payment for these services, the Company issued 50,000 shares of its restricted common stock to the promotional firm. The Company recorded an initial $31,450 as a prepaid expense and increase to equity (the fair value of the shares). The prepaid expense is being amortized over a 12-month period.

During February 2000, the Company issued 1,441,174 shares of common stock to two investors in exchange for $1,000,000 pursuant to a private placement exempt from registration procedures of the Securities Act of 1933 in reliance upon Sections 3(A) and 4(2) and rule 504 of Regulation D.
On February 8, 2000, the Company entered into a six-month employment agreement with an individual to serve as the Director of Strategic Planning. As compensation for his services, the employee was issued 250,000 shares of the Company's restricted stock valued at $111,638. This amount will be amortized as compensation expense over a six-month period.

On March 1, 2000, the Company entered into a twelve-month consulting agreement with an individual to provide various consulting services related to future financing goals and other services. In connection with the agreement, the consultant was issued 500,000 shares of restricted common stock. The Company has recorded a prepaid asset and related increase to equity of $279,975 (the fair value of these shares) in connection with this transaction.

In addition, the consulting agreement also grants a three-year option to acquire an additional 500,000 shares of common stock at an exercise price of $0.10 per share. The Agreement contemplates these shares being registered with the SEC under a Form S-8 registration statement. These options vest ratably over a 12-month period. On the date of grant, the Company's common stock had a sale price of $0.84 per share. As a result, the Company has recorded as prepaid consulting fees and additional equity, $0.74 per share.

During March of 2000, the Company raised an additional $1,300,000 in funds through a sale of 1,397,564 shares of unregistered, restricted shares of common stock to one investor.

During March 2000 the Company also issued 3,000,011 shares of unregistered, restricted shares in connection with the conversion of promissory notes (See Note 4).

In connection with the two private equity raise ups during the first quarter, the Company paid a finders fee to an unrelated entity. The fee was $38,352 in cash and 218,427 restricted shares of common stock valued at $153,408. The total fee of $191,760 has been recorded as a reduction of additional paid in capital associated with the equity raised.

On March 17, 2000 the Company agreed to issue 250,000 shares of common stock to a consultant associated with the Mercury Capital transaction (See Note 2). These shares are subject to registration by the Company. At March 31, 2000, these shares had yet to be issued.

NOTE 7:  SUBSEQUENT EVENTS

On April 26, 2000, the Company sold its assets held for resale aggregating $385,000 to a shareholder of the Company in exchange for the return of 567,000 shares of Company common stock owned by the shareholder. In addition, this shareholder returned to the Company 500,000 shares of founders stock, which had been issued erroneously to an affiliated entity of this shareholder. This stock was retired and this transaction has been presented retroactively to March 31, 2000. The Company also received 255,000 shares in full payment for the loans receivable from this shareholder at March 31, 2000.

FDN, Inc. and subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7:  SUBSEQUENT EVENTS (CONTINUED)

On April 18, 2000, the Board of Directors ratified the issuance of restricted stock to two new employees holding senior management positions, in connection with their employment agreements. One agreement calls for the issuance of 75,000 shares as a sign on bonus for joining the Company. The other agreement calls for 150,000 shares to be issued 50,000 per month, equally over a three-month period starting with the employment date.

During April 2000, the Company settled litigation with HEB Retirement and Investment Plan Trust resulting from the operations of Ultrafit Centers, Inc. The Company had previously recorded the liability as a payable at December 31, 1999

On April 14, 2000, two shareholders loaned the Company $396,000 to be used as additional working capital.

FDN, Inc. and subsidiaries
Management's Discussion and Analysis of
Financial Condition and Results of Operations

FDN Inc., through its subsidiaries, is an emerging provider of advanced, integrated telecommunications services primarily to residential and small business customers. The Company offers local, long-distance, prepaid and operated assisted telephone services integrated with enhanced communications features. The Company is broadening its business strategy as an Integrated Communications Provider (ICP), providing broadband data, voice and video telecommunications services primarily throughout the United States and terminating internationally. Additionally, products offered are: traditional 1 plus, 0 plus (operator assisted), travel card, toll free 800 service, Voice over Internet (VoIP), and Internet Service Provider
(ISP).

RESULTS OF OPERATIONS:

Net revenues for the first quarter of 2000 were $308,366 as compared to $0 for the first quarter of 1999. The majority of the Company's revenue, $268,952, was generated from its American Tel subsidiary, which was not in existence during the first quarter of 1999.

Cost of sales was $417,452 for the first quarter of 2000 as compared to $0 for the comparable 1999 quarter. As detailed above, the majority of these costs are associated with the Company's American Tel subsidiary.

Problems with telecommunication providers resulted in a temporary disruption of certain services provided to customers. However, the Company is still contractually obligated to certain entities for call volume minimums. These issues have since been rectified but resulted in costs during the first quarter of 2000 without corresponding revenue.

Selling, general, and administrative expenses increased to $1,450,136 from $610,600, an increase of $839,536 or 137%. $240,621 of this increase is attributed to the operations of American Tel. In addition, in 2000, the Company incurred $200,000 of consulting fees in connection with the Mercury Capital transaction as well as approximately $280,000 in brokerage fees associated with the conversion of promissory notes and related accrued interest into common stock.

Interest expense was $416,105 for the first quarter of 2000 as compared to $4,664 for the comparable quarter of 1999. This increase is directly related to $400,681 of interest associated with the conversion of promissory notes. This increase represents the increase of the fair value of the common stock over the book value of the promissory notes converted.

OTHER

During the second quarter of 2000 the Company delivered 500,000 Prepaid Phone Cards with an approximate gross revenue value of $3,250,000, to its distributors. This distribution will cover 25,000 to 30,000 retail outlets in eight major markets throughout the U.S. Furthermore, orders for 1,000,000 additional cards have already been placed during the second quarter. The Company plans to further increase profit margin on prepaid cards by developing international VoIP direct circuits. The Company will sell the remaining bandwidth to other international carriers thereby generating additional revenues.

The Company has negotiated an aggressive carrier agreement with Quest Communications, a top tier carrier.

LIQUIDITY AND CAPITAL RESOURCES

Although the Company continues to have negative working capital, it has taken actions during the quarter to rectify its cash requirements. The Company converted approximately $1,806,000 of promissory notes and related accrued interest into common stock during the quarter. During the quarter, the Company has also paid down an additional $798,300 of promissory notes, which were outstanding at December 31, 1999.

Through a series of equity transactions, the Company raised an additional $2.3 million during the first quarter. These funds were used for working capital and to repay a portion of the promissory notes as detailed above.

During the quarter, the Company has also been able to enlist the services of certain consultants and promotional firms through the issuance of both common stock and options. The Company feels these entities can help find potential investors and/or lenders.
As a result of the Mercury Capital acquisition, the Company is now a fully reporting entity under SEC regulations.

FDN, Inc. and subsidiaries
Management's Discussion and Analysis of
Financial Condition and Results of Operations (continued)

During the first quarter of 2000, management has also hired two senior management individuals to manage sales, marketing and operations. These two individuals will be spearheading the Company's efforts with regards to prepaid calling cards, carrier and technical operations.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 (the "Act") provides a safe harbor for forward-looking statements made by or on behalf of the Company. The Company and its representatives may from time to time make written or oral statements that the Company believes are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission and in reports to the Company's stockholders.

The Company believes that all statements that express expectations and projections with respect to future matters, including but not limited to the launching or prospective development of new business initiatives, are forward-looking within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

FDN, Inc. and subsidiaries
Part II - Other Information

 1. LEGAL PROCEEDINGS

Refer to financial statements filed May 1, 2000 with form 8-KA.

During March 2000, the Company settled its litigation with Global
Commercial Finance Company. The Company paid $103,000 in full settlement; said amount had previously been recorded as a liability at December 31, 1999

CHANGES IN SECURITIES AND USE OF PROCEEDS

During the first quarter of 2000, the Company entered into several transactions which effect shareholders' equity. These transactions are detailed below:

In January 2000, the Company issued 500,080 unregistered, restricted shares of common stock to an investment broker who has helped negotiate the conversion of certain promissory notes into equity. The Company has recorded a brokerage fee and resulting increase to capital of $284,420 (the fair value of these shares) in connection with this transaction.

In February 2000, the Company entered into an agreement with a marketing and promotions firm to perform certain promotional services over the next 12 months. As payment for these services, the Company issued 50,000 shares of its restricted common stock to the promotional firm. The Company recorded an initial $31,450 as a prepaid expense and increase to equity (the fair value of the shares). The prepaid expense is being amortized over a 12-month period.

During February 2000, the Company issued 1,441,174 shares of common stock to two investors in exchange for $1,000,000 pursuant to a private placement exempt from registration procedures of the Securities Act of 1933 in reliance upon Sections 3(A) and 4(2) and rule 504 of Regulation D.

On February 8, 2000, the Company entered into a six-month employment agreement with an individual to serve as the Director of Strategic Planning. As compensation for his services, the employee was issued 250,000 shares of the Company's restricted stock valued at $111,638. This amount will be amortized as compensation expense over a six-month period.

On March 1, 2000, the Company entered into a twelve-month consulting agreement with an individual to provide various consulting services related to future financing goals and other services. In connection with the agreement, the consultant was issued 500,000 shares of restricted common stock. The Company has recorded a prepaid asset and related increase to equity of $279,975 (the fair value of these shares) in connection with this transaction.

In addition, the consulting agreement also grants a three-year option to acquire an additional 500,000 shares of common stock at an exercise price of $0.10 per share. The Agreement contemplates these shares being registered with the SEC under a Form S-8 registration statement. These options vest ratably over a 12-month period. On the date of grant, the Company's common stock had a sale price of $0.84 per share. As a result, the Company has recorded as prepaid consulting fees and additional equity, $0.74 per share.

During March of 2000, the Company raised an additional $1,300,000 in funds through a sale of 1,397,564 shares of unregistered, restricted shares of common stock to one investor.

During March 2000 the Company also issued 3,000,011 shares of unregistered, restricted shares in connection with the conversion of promissory notes.

In connection with the two private equity raise ups during the first quarter, the Company paid a finders fee to an unrelated entity. The fee was $38,352 in cash and 218,427 restricted shares of common stock valued at $153,408. The total fee of $191,760 has been recorded as a reduction of additional paid in capital associated with the equity raised.

On March 17, 2000 the Company agreed to issue 250,000 shares of common stock to a consultant associated with the Mercury Capital transaction. These shares are subject to registration by the Company. At March 31, 2000, these shares had yet to be issued.

FDN, Inc. and subsidiaries
Part II - Other Information (continued)

CHANGES IN SECURITIES AND USE OF PROCEEDS: (CONTINUED)

On April 26, 2000, the Company sold its assets held for resale aggregating $385,000 to a shareholder of the Company in exchange for the return of 567,000 shares of Company common stock owned by the shareholder. In addition, this shareholder returned to the Company 500,000 shares of founders stock which had been issued erroneously to an affiliated entity of this shareholder. This stock was retired and this transaction has been presented retroactively to March 31, 2000. The Company also received 255,000 shares in full payment for the loans receivable from this shareholder at March 31, 2000.

On April 18, 2000, the Board of Directors ratified the issuance of restricted stock to two employees in connection with their employment agreements. One agreement calls for the issuance of 75,000 shares as a sign on bonus for joining the Company. The other agreement calls for 150,000 shares to be issued 50,000 per month, equally over a three-month period starting with the employment date.

With regard to the transactions described above, which netted proceeds to The Company, the proceeds were used to fund working capital and to repay debt that had been outstanding as of December 31, 1999.

DEFAULTS UPON SENIOR SECURITIES:

At March 31, 2000, $579,956 of promissory notes were in default.
Subsequent to March 31, 2000, $50,000 has been repaid, $90,000 has been converted to equity, and additionally, a note holder has agreed to extend the terms of his $420,000 note for an additional six months.

EXHIBITS AND REPORTS ON FORM 8-K:

a)     Exhibit 11:     The Earnings Per Share computation, is
submitted below as Exhibit 11

b)     Exhibit 27.1:   The Financial Data Schedule for the three
months ended March 31, 2000 is submitted below as Exhibit 27.1

c) Reports on Form 8-K. Reports were filed in electronic format on Form 8-K on March 23, 2000, and on Form 8-KA on May 1, 2000, and are incorporated by reference.


/s/ Colin Cave /s/
Colin Cave
Chief Financial Officer
Date: May 22, 2000