Form 10QSB
period 2000-06-30
FON DIGITIAL NETWORK INC
filed 2000-08-21
CIK 835767

SECURITIES  AND  EXCHANGE COMMISSION
                              WASHINGTON,  D.C.  20549

                                   FORM  10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(  )    TRANSACTION  REPORT  UNDER  SECTION  14  OR  15(D)  OF THE EXCHANGE ACT

        For  the  transition  period  from  ________  to  _________

                                   FDN,  INC.
                                  ------------
                (NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

         Nevada                          0-25519                   84-0644739
         ------                         ----------                 ----------
(State or other jurisdiction of     (Commission File             (IRS  Employer
incorporation or organization)            No.)                   Identification)
No.)


              2290 Lee Road Winter Park, FL 32789     (407) 702-2000
--------------------------------------------------------------------------------
       (Address  and  Telephone  number  of  principal  executive offices)

Check  whether  the  issuer  has  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

     Yes(X)               No( )


APPLICABLE  ONLY  TO  CORPORATE  ISSUERS
----------------------------------------

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  Latest  practicable  date:     June  30,  2000



     CLASS                              Outstanding  as  of  June 30,  2000
----------------------------            ------------------------------------
Common  stock  $.001  Par  Value                         47,959

Part  Item  Description                                                                      Page No.
No.   No.
I           FINANCIAL INFORMATION:
      1.  Financial Statements

          Consolidated Balance Sheets at June 30, 2000
            (Unaudited) and December 31, 1999                                                  2 - 3

          Consolidated Statements of Income for the Quarters and Six Months
            Ended June 30, 2000 and 1999 (Unaudited)                                               4

          Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2000 and June 30, 1999 (Unaudited)                                          5-7

          Notes to Consolidated Financial Statements (Unaudited)                                8-11

      2.  Management's Discussion and Analysis of Financial Condition
            and results of Operations                                                          11-13


II         OTHER INFORMATION:

       1  Legal Proceedings                                                                       13

       2  Changes in Securities and Use of Proceeds                                               13

       3  Defaults upon Senior Securities                                                         14

       6  Exhibits and Reports on Form 8-K                                                     15-16

          SIGNATURES                                                                              17

                                     ASSETS

                                                                        June 30, 2000             December 31,
CURRENT ASSETS                                                           (Unaudited)                  1999
                                                                --------------------------  ------------------
  Cash                                                          $                   13,342  $           80,482
  Accounts receivable - less allowance for doubtful accounts                       669,298             244,129
       of  $89,376 and $134,368 respectively
  Accounts receivable - affiliates                                                  78,042             108,201
  Accounts receivable - factored - less allowance for doubtful
      accounts of $1,790 and $3,580 respectively                                    10,144             148,888
  Inventory                                                                         18,789                   -
  Prepaid expenses and other current assets                                        677,367              47,232
                                                                --------------------------  ------------------
  Total Current Assets                                                           1,466,982             628,932
                                                                --------------------------  ------------------
PROPERTY, PLANT AND EQUIPMENT
  Property, plant and equipment - net                                              944,531           1,055,144
                                                                --------------------------  ------------------
OTHER ASSETS
  Deferred charges and intangibles - net                                         1,939,314           3,119,071
  Assets held for resale                                                                 -             385,000
  Security and other deposits                                                        5,000               5,000
                                                                --------------------------  ------------------
  Total other assets                                                             1,944,314           3,509,071
                                                                --------------------------  ------------------
    Total Assets                                                $                4,355,827  $        5,193,147
                                                                ==========================  ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         June 30, 2000    December 31,
                                                                           (Unaudited)      1999
                                                                          ============  ============
CURRENT  LIABILITIES
  Notes payable                                                            $ 1,437,503   $ 1,644,291
  Equipment loan payable                                                       335,000       385,000
  Loans payable - affiliate                                                    748,994       145,809
  Factoring payable                                                                  -        93,055
  Note payable - bank                                                          212,000       212,000
  Capital lease obligations - current                                           90,197        80,183
  Accounts payable                                                           1,209,658     1,078,397
  Loan payable - shareholder                                                         -        29,611
  Payroll taxes payable                                                        189,594       191,732
  Deferred revenue                                                             453,635             -
  Accrued liabilities                                                          175,738        93,778
                                                                          ------------  -------------
  Total Current Liabilities                                                  4,852,319     3,953,856

LONG TERM LIABILITIES
  Notes payable - net of current portion                                     3,455,424     5,301,766
  Capital lease obligations - net of current portion                           403,751       419,179
                                                                          ------------  -------------
    Total Liabilities                                                        8,711,494     9,674,801
                                                                          ------------  -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001 par value, 100,000,000 shares
        Authorized, 47,958,837 and 39,261,735 shares issued and
        Outstanding for June 30, 2000 and December 31, 1999 respectively        47,959        39,261
  Additional paid in capital                                                 5,822,225        24,589
  Treasury Stock, at cost, 2,052,620 and 0 shares                             (640,000)            -
  Accumulated deficit                                                       (9,585,851)   (4,545,504)
                                                                          ------------  -------------
  Total Shareholders' Equity (Deficit)                                      (4,355,667)   (4,481,654)
                                                                          ------------  -------------
  Total Liabilities and Shareholders' Equity                               $ 4,355,827   $ 5,193,147
                                                                          ============  =============

                                                          Quarters                   Six Months
Periods Ending June 30                               2000          1999          2000          1999
                                                 ------------  ------------  ------------  ------------

Sales Revenue:
--------------

   Net Revenues                                  $   304,519   $         -   $   612,885   $         -

                                                 ------------  ------------  ------------  ------------
  Total Sales Revenue                                304,519             -       612,885             -
                                                 ------------  ------------  ------------  ------------
Cost of Sales:
  Cost of goods sold                                 693,241             -     1,110,693             -

                                                 ------------  ------------  ------------  ------------
    Gross Profit (Loss)                             (388,722)            -      (497,808)            -
                                                 ------------  ------------  ------------  ------------

Operating Expenses:
  Selling, general and administrative expenses     1,552,564       604,114     3,002,700     1,214,246

    Loss from Operations                          (1,941,286)     (604,114)    (3,500,08)   (1,214,246)
                                                 ------------  ------------  ------------  ------------
Other (Income)/Expenses:
  Gain on settlement of litigation                   (85,000)            -       (85,000)            -
  Write down of intangible assets                  1,108,408             -     1,108,408             -
  Interest expense                                   100,325        61,207       516,431        66,338

                                                 ------------  ------------  ------------  ------------
  Total Other Expenses                             1,123,733        61,207     1,539,839        66,338
                                                 ------------  ------------  ------------  ------------

  Loss Before Provision for Income Taxes          (3,065,019)     (665,321)   (5,040,347)   (1,280,584)

Income Taxes
  Income taxes - currently payable                         -             -             -             -
  Income taxes - deferred                                  -             -             -             -
                                                 ------------  ------------  ------------  ------------
   Net Loss                                      $(3,065,019)  $  (665,321)  $(5,040,347)  $(1,280,584)
                                                 ============  ============  ============  ============
Loss per Share
   Basic and diluted                             $     (0.07)  $     (0.02)  $     (0.12)  $     (0.03)
  Weighted average shares outstanding             45,892,858    39,261,735    43,501,762    37,383,083

                                                                    Six months ended  Six months ended
                                                                      June 30, 2000    June 30, 1999
                                                                    ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                          $    (5,040,347)  $    (1,280,584)
  Adjustments to reconcile net loss to net
        cash utilized by operating activities:
  Depreciation and amortization                                             181,422            19,831
  Bad debt expense                                                          195,014                 -
  Loss on impairment of intangibles                                       1,108,408                 -
  Gain on litigation settlement                                             (85,000)                -
  Other non cash                                                                 53                 -
  Stock issued for interest expense                                         400,680                 -
  Stock issued for broker fees                                              284,420                 -
  Stock issued for consultant fees                                           59,860                 -
  Stock issued as sign-on compensation                                      116,998                 -
  Changes in operating assets and liabilities:
  Accounts receivable                                                      (618,393)                -
  Accounts receivable - factor                                              136,953                 -
  Inventory                                                                 (18,790)                -
  Prepaid expenses                                                           23,968                 -
  Other assets                                                                    -          (230,750)
  Accounts payable and accrued expenses                                     286,268            31,924
  Deferred income                                                           453,635                 -
  Other current liabilities                                                  (2,137)                -
                                                                    ----------------  ----------------
NET CASH FLOWS (UTILIZED) IN OPERATING ACTIVITIES                        (2,516,988)       (1,459,579)
                                                                    ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                                        (65,113)         (400,443)
  Sale of property and equipment - proceeds                                  94,283                 -
  Loans made to affiliates                                                  130,159          (291,590)
                                                                    ----------------  ----------------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                   159,329          (692,033)
                                                                    ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Net loan from shareholder                                                (384,610)       (1,062,364)
  Net pay down to facto0r                                                   (93,055)                -
  Proceeds from promissory notes                                            500,000         3,284,279
  Payments on promissory notes                                             (858,300)                -
  Proceeds from long-term debt                                              723,322                 -
  Payments of long-term debt                                                (55,137)                -
  Payments on capital lease obligation                                      (34,042)                -
  Proceeds from sale of stock                                             2,492,341                 -
                                                                    ----------------  ----------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                  2,290,519         2,221,915
                                                                    ----------------  ----------------


                                                                    Six months ended  Six months ended
                                                                     June 30, 2000     June 30, 1999
                                                                    ----------------  ----------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                  2,290,519         2,221,915
                                                                    ----------------  ----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                     (67,140)           70,303

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             80,482               452
                                                                    ----------------  ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $        13,342   $        70,755
                                                                    ================  ================
SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid                                                $              -   $             -
  Interest paid                                                    $         58,862   $        25,852

      Supplemental Schedule of Non-cash Investing and Financing Activities.

During  the  six  months  ended  June  30,  2000:

The  Company  entered  into  a  capital  lease  for office equipment aggregating
$28,629.

The Company converted approximately 1,896,000 of promissory notes and related accrued interest into 3,000,011 shares of common stock.

In the second quarter, in conjunction with the conversions above, the Company reissued a promissory note in the amount of $51,502 and received back 92,500 shares of common stock previously issued.

The Company issued 1,250,000 shares of common stock for all the outstanding stock of Mercury Capital Corporation.

The Company issued stock and/or options to certain consultants for present and future services valued in the aggregate at $682,925.

The  Company  issued  stock  to a finder related to $2,300,000 in equity raised.
The  stock  issued  to  the  finder  was  valued  at  $153,408.

The Company issued 500,000 shares of restricted common stock to two employees as sign on bonuses. The stock issued was valued at $116,998.

The Company received 567,000 shares of the Company's common stock from a shareholder for the purchase of $388,000 of ATM machines. In addition the Company accepted 255,000 shares of the Company's common stock from this shareholder as settlement of monies owed to the Company in the amount of $255,000.


NOTE  1:

In the opinion of management, the accompanying unaudited consolidated financial statements of FDN, Inc. and its subsidiaries contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and the results of its operations and cash flows for all periods presented.

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

For a summary of significant accounting policies and additional financial information, see the financial statements incorporated in the May 1, 2000 Form 8-KA, for the years ended December 31, 1999 and 1998 including the notes thereto which should be read in conjunction with these financial statements.

NOTE 2: DESCRIPTION OF BUSINESS, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization/Description  of  Business:

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

FDN Inc., through its subsidiaries, is an emerging provider of advanced, integrated telecommunications services primarily to residential and small business customers. The Company offers long-distance, prepaid and operated assisted telephone services integrated with enhanced communications features. The Company is broadening its business strategy as an Integrated Communications Provider (ICP), which will provide broadband data, voice and video telecommunications services primarily throughout the United States and terminating internationally. Additionally, products presently and planned to be offered are: traditional 1 plus, 0 plus (operator assisted), travel card, toll free 800 service, Voice over Internet (VoIP), and Internet Service Provider
(ISP).

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

Pro  forma  Information
-----------------------

The following unaudited pro forma consolidated income statement data presents the consolidated results of operations of the Company had the transactions involving American Telecommunications Enterprises, Inc. occurred at the beginning of the period presented:

                                     Period  Ended  June  30,  1999
                                   Quarter               Six  months
                                   -------               -----------
          Net  sales             $     738,597         $  1,452,444
          Net  income  (loss)    $  (1,155,613)        $ (2,302,013)
          Basic and
          Diluted earning
          per share              $       (0.03)        $      (0.06)

The above pro forma information does not purport to be indicative of what would have occurred had the acquisition been made as of such date or of the results which may occur in the future.

Organization/Description  of  Business  (Continued):

In March 2000, the Company entered into an exchange agreement with Mercury Capital Corporation, an inactive Colorado corporation, whereby all the outstanding shares of common stock of Mercury Capital (4,000,000) were exchanged for 1,250,000 shares of common stock of the Company. This transaction, in which the Company acquired 100% of the issued and outstanding common stock of Mercury, also enabled the Company to become the parent corporation of Mercury. No pro forma information has been presented do to the fact that it is immaterial, since Mercury was a non-operating entity.

Revenue  Recognition:

Revenue for prepaid phone cards is recognized based upon the actual usage by the customer, not the full value of the card at the date of purchase. The balance of the minute usage still remaining on the cards is therefore recorded as deferred revenue and current liability on the balance sheet.

NOTE  3:  OPERATING  RESULTS  AND  MANANGEMENT  PLANS

The accompanying financial statements reflect continuing operating losses and a large accumulated deficit, as well as negative working capital and negative cash flows from operations. At June 30, 2000, the Company was also in default on certain promissory notes and additionally had taken a partial write down on its intangible assets.

Management has taken a proactive approach to reversing the negative operating results in an attempt to improve cash flow during the first six months of the year. To that end, the Company has implemented its prepaid phone card operations and has commenced sales. In addition the Company successfully negotiated the conversion of approximately $1,844,000 of promissory notes to equity during the six months ended June 30, 2000. During the six months ended June 2000 the Company has raised in a combination of debt and equity financing $3,315,663.

The Company has begun to streamline operations at its subsidiary (American Tel Enterprises Inc.) and consolidate certain resources and functions at its corporate office.

Management is continuing discussions for significant additional potential equity financing. Management is confident that the Company will continue to receive sufficient funds for operations from equity and/or financing sources, until they achieve profitability.

NOTE  4:  WRITE  DOWN  ON  INTANGIBLES

During the second quarter of 2000 in accordance with SFAS-121 (Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of) the Company wrote down the value of its licenses, customer lists and goodwill. The write down aggregated $1,108,408.

NOTE  5:  PROMISSORY  NOTES

The Company has a dispute with one of its carriers. The former CEO entered into a release and settlement agreement with the carrier. During the second quarter the Company reflected the initial promissory note of $635,145 and through June 30, 2000, has paid $235,000. The Company's believes the original amount of the promissory note is overstated and is awaiting the appropriate adjustments from the carrier.

On June 1, 2000, the Company received $100,000 from a company affiliated with a shareholder in exchange for a promissory note. The promissory note calls for interest to be paid at the rate of 12% per annum and is payable in 90 days. As collateral against this note the Company has pledged 200,000 shares of its common stock. In addition a surety bond secures the loan.

On April 13, 2000, the Company received $198,000 each from two shareholders in exchange for promissory notes. Each note is payable within 360 days from the date of the note and shall accrue interest at a rate of 12% per annum. 550,000 shares of the Company's common stock collateralize each note. In addition during the quarter these same two shareholders each loaned the Company $15,662 with interest at 12%. These loans are payable on demand.

During the second quarter a director/shareholder loaned the Company $70,000. The loan is payable after 180 days and bears no interest. The Company pledged 200,000 shares of restricted common stock as collateral.


NOTE  5:  PROMISSORY  NOTES  (CONTINUED)

During April 2000, the Company converted $90,000 of promissory notes into common stock. In addition, promissory notes were increased in the amount of $51,502, which represented an adjustment during the quarter to account for a note holder who previously had converted, however notified the Company of his desire to remain a note holder.

In connection with the $90,000 of principal conversion and as a result of the adjustment for the increase in notes payable in the amount of $51,502, the Company has recorded additional income associated with the two transactions in the amount of $55,765, which represents the difference in the fair value of the stock issued as compared to the book value of the debt converted.

At June 30, 2000, $597,503 of promissory notes was in default. Additionally, a note holder has granted an eighteen-month extension. The total note is for $545,782, which includes the promissory note in the amount of $407,500, and accrued interest in the amount of $138,282. The terms of payment are as follows:
$2,500 for the first month, $5,000 per month for the following five months, $10,000 per month for the following six months, $15,000 per month for the following six months and the final balance due in month eighteen.

On March 31, 2000, the Company received $100,000 in exchange for a promissory note, due 180 days there from. As collateral to the promissory note a shareholder pledged 100,000 shares of their common stock in the Company. Interest will accrue at the highest rate permissible by law and be paid at maturity.

NOTE  6:  SHAREHOLDERS'  EQUITY

During the second quarter of 2000, the Company entered into several transactions which effect shareholders' equity. These transactions are detailed below:

During April, the Company sold its assets held for resale aggregating $385,000 to a shareholder of the Company in exchange for the return of 567,000 shares of Company common stock owned by the shareholder. These shares are reflected as treasury stock at June 30, 2000. The Company also received 255,000 shares in full payment for loans receivable from this shareholder at March 31, 2000.
These  shares  are  also  reflected  as  treasury  stock  at  June  30,  2000.

During April, the Company sold 103,628 shares of common stock for $90,674. The Company had received these shares upon settlement of an Ultrafit liability. The shares had been used as collateral towards the debt and had been issued in the name of the creditor prior to their release back to the Company

During May the Company sold 212,500 shares of restricted common stock for $85,000.

During May the Board of Directors revised the employment agreements for two employees as pertains to their issuance of restricted stock. The agreements call for the issuance in the aggregate of 500,000 shares of restricted stock as sign on bonuses for joining the Company. These shares were valued at $116,998 and have been expensed as additional compensation.

During the quarter a consultant exercised 166,666 of his 500,000 options and acquired 166,666 shares of the Company's common stock.

As a result of litigation the Company recovered 552,620 shares from two former shareholders of Ultrafit. These shares have been reflected as treasury shares at no cost as at June 30, 2000.

NOTE  7:  LITIGATION  SETTLEMENTS

During April, the Company settled litigation with HEB Retirement and Investment Plan Trust resulting from the operations of Ultrafit Centers, Inc and reduced its liability by $200,000. The Company settled this obligation by a combination of cash and proceeds from the sale of Ultrafit equipment. The resulting gain on the settlement in the amount of $85,000 was recorded as other income.

NOTE  8:  SUBSEQUENT  EVENTS/  COMMITMENTS  AND  CONTINGENCIES

Distribution  Agreements:

During the quarter the Company entered into agreements with certain distributors for the distribution of the Company's products. Pursuant to said agreements the Company issued 200,000 shares of common stock. The terms of the agreements are for one year.

Employment  Agreements:

In July 2000, the Company formalized the employment agreements with its Vice President of Prepaid Sales and Vice President of Operations. Each agreement is for a period of twelve months and calls for annual compensation of $100,000. In addition the employees had already been issued 300,000 and 200,000 shares of restricted common stock, respectively and their agreements call for the additional issuance of 500,000 shares each (400,000 restricted and 100,000 free trading) over a two-year period. In July 2000, the two employees were each issued 100,000 shares of free trading stock out of treasury as per their agreements.

Resignation  of  Board  members:

During the quarter two Members of the Board of Directors resigned which included the CEO of the Company. The Company replaced the resigned Board members.

Default  on  Notes  Payable:

During July of 2000, the Company defaulted on a $100,000 note payable to a consultant in connection with the acquisition of Mercury Capital Corporation. The Company is currently in negotiations with the note holder to cure the default.

As mentioned in the Company's 10QSB for the first quarter, the Company had an agreement providing for the issuance of 250,000 shares of common stock to a consultant associated with the Mercury Capital transaction. These shares are subject to registration by the Company. As at June 30, 2000, these shares had not yet been issued. The Company is attempting to negotiate an alternative resolution and payment.

During July the Company defaulted on a $335,000 note payable in conjunction with the purchase of ATM machines. The initial note agreement calls for an increase in the liability to $450,000 in the event of default. The Company has scheduled, through its attorneys, a settlement conference with the note holder to revise the terms of payment.

During July the Company defaulted on its first payment of $75,000 as called for as part of the payment of the $3,800,000 note for the purchase for American Tel Enterprises Inc. Due to the fact that the assets were purchased out of bankruptcy, several vendors who do business with the new American Tel. were owed monies by the bankrupt entity. These vendors refused to perform services to the new entity unless their old obligations were satisfied. To that end, the Company paid $119,576 of the bankrupt company's expenses. The trustee to the bankruptcy has stated that he will allow the Company to apply these payments against the $3,800,000 although it has not been determined as to when such offsets will be applied. The Company will petition the trustee to apply the offset to the first payment due.

Part  I  -  Item  2:

Managements  Discussions  and  Analysis  of  Financial  Condition
And  Results  of  Operations

FINANCIAL  CONDITION

FDN Inc., through its subsidiaries, is an emerging provider of advanced, integrated telecommunications services primarily to residential and small business customers. The Company offers long distance, prepaid and operator assisted telephone services integrated with enhanced communications features. The Company is broadening its business strategy as an Integrated Communications Provider (ICP), providing voice and telecommunications services throughout the United States and terminating internationally. Products offered are: traditional 1 plus, o plus (operator assisted), prepaid phone cards travel card, and toll free 800 service. Future products to be offered are, Voice over Internet (VoIP), and Internet Service Provider (ISP).

During the second quarter the Company launched its prepaid card program through its distribution network in which prepaid phone cards have been distributed throughout the United States.

RESULTS  OF  OPERATIONS:

The Company records sales of prepaid phone cards by matching income against the actual dollar amount of minutes of usage incurred per card. The actual dollar amount of use by the card is recorded as revenue on the income statement, whereas the dollar amount of usage still remaining on the card is recorded as deferred revenue on the balance sheet. The total value of the sale of the card is recorded as accounts receivable.

Actual activation and usage of prepaid cards commenced during the month of June and as such the Company invoiced and recorded as accounts receivable $522,024. The actual usage for the month amounted to $68,389 and was recorded as income. The difference of $453,635 was recorded as deferred revenue. For the month of July actual usage increased to $527,719 and will be recorded as revenue for the month.

The Company recorded net sales for the quarter and six months ending June 30, 2000 of $304,519 and $612,885 as compared to zero revenues for the same periods in 1999. During the quarter, revenue recognition for prepaid phone cards amounted to $68,389. During the same period, the Company recorded deferred revenue for prepaid cards sales in the amount of $453,635, which was subsequently recognized as revenue during July 2000, based on customer usage. The 2000 revenue also includes the operations of American Tel. which was not included in the 1999 period, since it was acquired in July 1999. The increase resulted form customer recognition of the prepaid phone cards and the timing of revenue recognition based on minute usage.

Gross profit (loss) was $(388,722) and $(497,808) for the second quarter and the first six months of 2000. The Company experienced a loss on one plus sales relating to the decline in sales from American Tel. due to an increasingly competitive small hotel business market and higher carrier cost relating to those sales. The Company has taken steps to cut overhead and intends to target new sales markets for this subsidiary.

Selling, general and administrative expense ("SG&A") was $1,552,564 for the second quarter of 2000, compared to $604,114 for the second quarter of 1999, an increase of 157%. SG&A for the first six months of 2000 was $3,002,700 compared to $1,214,246 for the first six months of 1999, an increase of 147%. For the second quarter ended June 30, 2000 prepaid expenses were amortized to consulting expense in the amount of $302,168, as compared to $0 for the second quarter of 1999. Dad debts of $179,433 from American Tel. were expensed during the quarter ended June 30, 2000, as compared to $0 for the same quarter in 1999. The remainder of the increase in SG&A was a result of the Company gearing up its phone card operations.

Other (income) and expense ("OIE") was $1,123,733 for the quarter ended June 30, 2000, compared to $61,207 for the second quarter of 1999. OIE for the first six months of 2000 was $1,539,839 compared to $66,338 for the first six months of 1999. The write down of intangible assets of American Tel of $1,108,408 accounted for 72% and interest expense of $516,431 accounted for 34% of OIE for the six months ended June 30, 2000. During the second quarter of 2000 interest expense was $100,325 compared to $61,207 for the same quarter in 1999. During the second quarter the Company wrote down the intangible assets of its subsidiary, American Tel., in the amount of $1,108,408 to reflect the estimated value of these assets. This was in accordance with SFAS-121 (Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of). Previously, no write-downs had occurred.

For the first six months of 2000 the net loss was $5,040,347 compared to a net loss of $1,280,584 for the same period in 1999. The increase in the net loss for the six months ended June 2000 reflects the net loss on operations of American Tel in the amount of $2,251,728. As stated earlier this company was acquired in July of 1999 and no loss is reflected for the six months ended June 30, 1999.
Also as previously stated the majority of American Tel.'s loss was related to the write down of intangible assets of $1,108,408 and the adjustment to carrier costs. Various money raising costs including interest expense, finders fees, brokerage fees, etc., accounted for the majority of the remaining increased losses.

LIQUIDITY  AND  CAPITAL  RESOURCES

Although the Company has a working capital deficit of $3,385,337 at June 30, 2000, it has taken actions during the second quarter to help its cash requirements. During the second quarter, the Company commenced sales of its prepaid calling cards. In the month of June revenue recorded amounted to $68,389. For the month of July revenue recorded amounted to $527,719.

The Company is currently negotiating for additional financing however nothing has been finalized to date. The Company expects that its expected cash flows from operations and additional borrowing will be sufficient to meet its current financial requirements.

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

The Company believes that all statements that expresses expectations and projections with respect to future matters, including but not limited to the launching or prospective development of new business initiatives, are forward-looking within the meaning of the Act. These statements are made on the basis of management's views and assumptions, as of the time the statements are made, regarding future events and business performance. There can be no assurance, however, that management's expectations will necessarily come to pass.

Part  II  -  Other  Information

1.  LEGAL  PROCEEDING

Refer  to  financial  statements  filed  May  1,  2000  with  Form  8-KA.

During April, the Company agreed to settlement of its litigation with HEB Investment & Retirement Plan Trust. The Company had originally recorded $200,000 as a potential liability as at December 31, 1999. The Company directly paid $115,000. In addition the Company sold Ultrafit's equipment previously recorded at zero value for $60,000 that had been recorded at no book value. The proceeds were used as payment towards the HEB obligation. As part of the settlement HEB wrote down the remaining $25,000 as payment in full.

CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

During the second quarter of 2000, the Company entered into several transactions which effect shareholders' equity. These transactions are detailed below:

During April the Company sold its assets held for resale aggregating $385,0000 to a shareholder of the Company in exchange for the return of 567,000 shares of Company common stock owned by the shareholder. These shares are reflected as treasury stock at June 30, 2000. The Company also received 255,000 shares in full payment for loans receivable from this shareholder at March 31, 2000.
These  shares  are  reflected  as  treasury  stock  at  June  30,  2000.

During April the Company sold 103,628 shares of common stock for $90,674. The Company had received these shares upon settlement of an Ultrafit liability. The shares had been used as collateral towards the debt and had been issued in the name of the creditor prior to their release back to the Company

During May the Company sold 212,500 shares of restricted common stock for $85,000.

During May the Board of Directors revised the employment agreement for two employees as it pertains to their issuance of restricted stock. The agreements call for the issuance in the aggregate of 500,000 shares of restricted stock as sign on bonuses for joining the Company. These shares were valued at $116,998 and have been expensed as additional compensation.

During the quarter a consultant exercised 166,666 of his 500,000 options and acquired 166,666 shares of the Company's common stock.

As a result of litigation the Company recovered 552,620 shares from two former shareholders of Ultrafit. These shares have been reflected as treasury shares at no cost as at June 30, 2000.

In  July  the  Company  issued 260,000 shares out of treasury stock for $46,800.

For those sales of securities that involve the receipt of funds, the Company used such proceeds for operations.

DEFAULTS  UPON  SENIOR  SECURITIES:

At June 30, 2000 $597,503 of promissory notes were in default. Additionally, a note holder has granted an eighteen-month extension. The total note is for $545,782, which includes the promissory note in the amount of $407,500, and accrued interest in the amount of $138,282. The terms of payment are as follows:
2,500 for the first month, $5,000 per month for the following five months, $10,000 per month for the following six months, $15,000 per month for the following six months and the final balance due on month eighteen.

During July of 2000 the Company defaulted on a $100,000 note payable to a consultant in connection with the acquisition of Mercury Capital Corporation. The Company is currently in negotiations with the note holder to cure the default.

As mentioned in the Company's 10Q for the first quarter the Company had an agreement providing for the issuance of 250,000 shares of common stock to a consultant associated with the Mercury Capital transaction. These shares are subject to registration by the Company. As at June 30, 2000, these shares had not yet to be issued. The Company is attempting to negotiate an alternative resolution and payment.

During July the Company defaulted on a $335,000 note payable in conjunction with the purchase of the ATM machines. The initial note agreement calls for an increase in the liability to $450,000 in the event of default. The Company has scheduled through its attorneys a settlement conference with the note holder to revise the terms of payment.

During July the Company defaulted on its first payment of amount of $75,000 as called for as part of payment of the $3,800,000 note for the purchase for American Tel Enterprises Inc. Due to the fact that the assets were purchased out of bankruptcy, several vendors who do business with the new American Tel. were owed monies by the bankrupt entity. These vendors refused to perform services to the new entity unless their old obligations were satisfied. To that end, the Company paid $119,576 of the bankrupt company's expenses. The trustee to the bankruptcy has stated that he will allow the Company to apply these payments against the $3,800,000 although it has not been determined as to when such offsets will be applied. The Company will petition the trustee to apply the offset to the first payment due.

      EXHIBITS  AND  REPORTS  ON  FORM  8-K:

a)     Exhibit 11:     The Earnings Per Share computation, is submitted below as
                       Exhibit  11

b)     Exhibit  27.1:  The  Financial  Data  Schedule for the six` months ended
                       June  30,  2000  is  submitted  below  as  Exhibit  27.1