Form 10QSB
period 2000-09-30
FDN INC
filed 2000-11-14
CIK 835767

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (X)   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

  (  )  TRANSACTION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

        For  the  transition  period  from  ________  to  _________


                                    FDN, INC.
                                  ------------
                (NAME  OF  REGISTRANT  AS  SPECIFIED  IN  ITS  CHARTER)

         Colorado                      0-25519             84-0644739
         --------                     ----------           ----------
(State or other jurisdiction of   (Commission File       (IRS  Employer
incorporation or organization)         No.)            Identification No.)



              2290 Lee Road Winter Park, FL 32789     (407) 702-2000
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

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  Latest  practicable  date:   November 13, 2000


     CLASS                             Outstanding  as  of November 13, 2000
----------------------------           --------------------------------------
Common  stock  $.001  Par  Value                         48,486,375

                           FDN, INC. AND SUBSIDIARIES
                              FORM 10-QSB - INDEX

Part  Item  Description
No.    No.                                                             Page No.
----  ----  -----------                                                --------
I           FINANCIAL INFORMATION:

       1.   Financial Statements

            Consolidated Balance Sheets at September 30, 2000
             (Unaudited) and December 31, 1999......................      2-3

            Consolidated Statements of Operations for the
             Quarters and Nine Months Ended September 30, 2000
             and 1999 (Unaudited)...................................        4

            Consolidated Statements of Cash Flows for the Nine
             Months Ended September 30, 2000 and 1999 (Unaudited)...      5-7

            Notes to Consolidated Financial Statements (Unaudited)..      8-13

       2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................     14-16


II          OTHER INFORMATION:

       1    Legal Proceedings.......................................       16

       2    Changes in Securities and Use of Proceeds...............       16

       3    Defaults upon Senior Securities.........................       17

       6    Exhibits and Reports on Form 8-K........................       18

            SIGNATURES..............................................       19

Part 1-  FINANCIAL INFORMATION
Item 1:  Financial Statements

                           FDN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                        September 30,        December 31,
                                                                       2000 (Unaudited)          1999
                                                                       ----------------      -------------
CURRENT ASSETS

      Cash                                                              $    205,576         $     80,482
      Accounts receivable - less allowance for returns and
       doubtful accounts of  $929,376 and $134,368 respectively              124,539              244,129
      Accounts receivable - affiliates                                        24,274              108,201
      Accounts receivable - factored - less allowance for
      doubtful accounts of $0 and $3,580 respectively                              -              148,888

      Inventory                                                               95,000                    -
      Prepaid expenses and other current assets                              414,304               47,232
                                                                       ----------------      -------------
      Total Current Assets                                                   863,693              628,932
                                                                       ----------------      -------------

PROPERTY, PLANT AND EQUIPMENT
      Property, plant and equipment - net                                    885,363            1,055,144
                                                                       ----------------      -------------

OTHER ASSETS
      Deferred charges and intangibles - net                               1,145,835            3,119,071
      Assets held for resale                                                       -              385,000
      Security and other deposits                                              5,000                5,000
                                                                       ----------------      -------------
      Total other assets                                                   1,150,835            3,509,071
                                                                       ----------------      -------------
             Total Assets                                               $  2,899,891         $  5,193,147
                                                                       ================      =============

The accompanying notes are an integral part of these financial statements.


                           FDN, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        September 30,        December 31,
                                                                       2000 (Unaudited)          1999
                                                                       ----------------      -------------
CURRENT LIABILITIES
   Notes payable                                                        $  1,148,212         $  1,644,291
   Equipment loan payable                                                    335,000              385,000
   Loans payable - affiliate                                                 310,672              175,420
   Factoring payable                                                               -               93,055
   Note payable - bank                                                       212,000              212,000
   Capital lease obligations - current                                       112,964               80,183
   Accounts payable                                                        5,091,596            1,078,397
   Payroll taxes payable                                                     188,000              191,732
   Accrued liabilities                                                       391,064               93,778
                                                                       ----------------      -------------
   Total Current Liabilities                                               7,789,508            3,953,856

LONG TERM LIABILITIES
   Notes payable - net of current portion                                  3,869,133            5,301,766
   Capital lease obligations - net of current portion                        379,516              419,179
                                                                       ----------------      -------------
          Total Liabilities                                               12,038,157            9,674,801
                                                                       ----------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $0.001 par value, 100,000,000 shares
    authorized 48,319,709 and 39,261,735 shares issued and
    outstanding for September 30, 2000 and December 31, 1999
    respectively                                                              48,319               39,261

   Additional paid in capital                                              5,766,078               24,589
   Treasury Stock, at cost, 350,620 and 0 shares respectively                      -                    -
   Accumulated deficit                                                   (14,952,663)          (4,545,504)
                                                                       ----------------      -------------
   Total Shareholders' Equity (Deficit)                                   (9,138,266)          (4,481,654)
                                                                       ----------------      -------------
   Total Liabilities and Shareholders' Equity (Deficit)                 $  2,899,891         $  5,193,147
                                                                       ================      =============




The accompanying notes are an integral part of these financial statements.

                           FDN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                Quarters                           Nine Months
         Periods Ending September 30                       2000             1999               2000            1999
                                                       -----------       -----------       ------------     -----------
Sales Revenue:
      Net Revenues                                     $ 2,235,740       $   711,130       $  2,848,625     $   711,130
                                                       -----------       -----------       ------------     -----------
     Total Sales Revenue                                 2,235,740           711,130          2,848,625         711,130

Cost of Sales:
     Cost of goods sold                                  5,591,135           494,844          6,701,828         495,458
                                                       -----------       -----------       ------------     -----------
         Gross Profit (Loss)                            (3,355,395)          216,286         (3,853,203)        215,672
                                                       -----------       -----------       ------------     -----------

Operating Expenses:
     Selling, general and administrative expenses        1,203,196           908,180          4,205,896       2,122,427

         Loss from Operations                           (4,558,591)         (691,894)        (8,059,099)     (1,906,755)
                                                       -----------       -----------       ------------     -----------
Other (Income) Expenses:
     Gain on settlement of litigation                       (7,500)                -            (92,500)              -
     Write down of intangible assets                       768,479                 -          1,876,887               -
     Interest expense                                       47,243            76,986            563,674         143,325
                                                       -----------       -----------       ------------     -----------
     Total Other Expenses                                  808,222            76,986          2,348,061         143,325
                                                       -----------       -----------       ------------     -----------
     Loss Before Provision for Income Taxes             (5,366,813)         (768,880)       (10,407,160)    (2,050,080)

Income Taxes
     Income taxes - currently payable                            -                 -                  -              -
     Income taxes - deferred                                     -                 -                  -              -
                                                       -----------       -----------       ------------     -----------
      Net Loss                                         $(5,366,813)      $  (768,880)      $(10,407,160)    $(2,050,080)
                                                       ===========       ===========       ============     ===========
Loss per Share
     Basic and diluted                                 $     (0.11)      $     (0.02)      $      (0.23)    $     (0.05)
                                                       ===========       ===========       ============     ===========

     Weighted average shares outstanding                46,934,436        39,261,735         45,215,698      38,023,064
                                                       ===========       ===========       ============     ===========


The accompanying notes are an integral part of these financial statements.

                           FDN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                  Nine months ended      Nine months ended
                                                                  September 30, 2000     September 30, 1999
                                                                  ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                     $ (10,407,160)        $   (2,050,080)
       Adjustments  to  reconcile  net loss to net cash
         utilized by operating activities:
       Depreciation and amortization                                      265,590                 89,648
       Bad debt expense and return allowance                            1,045,158                      -
       Loss on impairment of intangibles                                1,876,887                      -
       Gain on litigation settlement                                      (92,500)                     -
       Other non cash                                                          44                      -
       Stock issued for interest expense                                  400,680                      -
       Stock issued for broker fees                                       284,420                      -
       Stock issued for consultant fees and other compensation            151,352                      -
       Stock issued as sign-on compensation                               116,998                      -
       Changes in operating assets and liabilities:
       Accounts receivable                                               (913,634)              (539,067)
       Accounts receivable - factor                                       136,953                      -
       Inventory                                                          (95,000)                     -
       Prepaid expenses                                                   305,637                (74,715)

       Other assets                                                        (6,000)               (50,120)
       Accounts payable and accrued expenses                            4,406,571                347,865
       Other current liabilities                                          (19,268)                     -
                                                                  ------------------     ------------------
NET CASH FLOWS (UTILIZED) IN OPERATING ACTIVITIES                      (2,543,272)            (2,276,469)
                                                                  ------------------     ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                 (65,113)            (4,170,632)
       Sale of property and equipment - proceeds                           94,283                      -
       Loans made to affiliates                                           130,159               (384,040)
                                                                  ------------------     ------------------
NET CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                 159,329             (4,554,672)
                                                                  ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Loans made                                                         138,282                      -
       Payments on loans                                                     (233)                     -
       Net loan from shareholder                                         (384,610)              (206,271)
       Net pay down to factor                                             (93,055)                     -
       Proceeds from promissory notes                                     560,000              3,271,596
       Payments on promissory notes                                      (869,297)                     -
       Proceeds from long-term debt                                       723,322              3,800,000
       Payments of long-term debt                                         (69,002)                     -
       Payments on capital lease obligation                               (35,511)                     -
       Proceeds from sale of stock                                      2,539,141                      -
                                                                  ------------------     ------------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                         2,509,037              6,865,325
                                                                  ------------------     ------------------

                             FDN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

                                                                  Nine months ended     Nine months ended
                                                                  September 30, 2000     September 30, 1999
                                                                  ------------------     ------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                   125,094                 34,184


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           80,482                    456
                                                                  ------------------     ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $     205,576         $       34,640
                                                                  ==================     ==================
SUPPLEMENTAL CASH FLOW INFORMATION
       Income taxes paid                                            $           -         $           -
       Interest paid                                                $      69,495         $       66,276

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES.

During the nine months ended September 30, 2000:

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

The accompanying notes are an integral part of these financial statements.

                             FDN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (continued)

During the nine months ended September 30, 2000 (continued):

In the third quarter of 2000, the Company issued 200,000 shares of common stock to two employees per their employment agreement. The common stock was valued at $60,000.

In the third quarter of 2000, 1,500,000 shares of previously returned common stock from a shareholder were cancelled.

In the third quarter, loans from two shareholders in the amount of $427,325 were converted to 1,490,872 shares of the Company's common stock.

In the third quarter, distributors and master agents were issued 200,000 shares of restricted common stock. The common stock was valued at $39,000.









The accompanying notes are an integral part of these financial statements.

                           FDN, Inc. and subsidiaries
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 2000

NOTE 1:

Current Status of Company/Going Concern:

In the opinion of management, the accompanying unaudited consolidated financial statements of FDN, Inc. and its subsidiaries contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations and cash flows for all periods presented.

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

The Company has been experiencing negative cash flow on a short-term basis, which would become materially adverse if sustained on a long-term basis. During October 2000 due to a dispute with its telecommunications carrier, underlying service to the prepaid phone-cards was temporarily suspended. The Company needs to obtain both additional short term and long term financing to reinstate its prepaid calling card operations. There can be no guarantee that additional financing will be available to reinstate and continue such operations, which are material. Also, see Note 4 below regarding Defaults on Promissory Notes.

To alleviate some of the drain on Company assets that can be tracked to the operating of American Tel Enterprises, Inc. the Company is considering winding down its operations at its subsidiary and will consolidate certain resources and functions at its corporate office. The Company is working with its attorney to return American Tel. Enterprises Inc. to the bankruptcy court. The Company may incur an expense associated with the return of American Tel. Enterprises Inc. to the bankruptcy court. The Company has determined that such an expense would be justified by the savings on operational an other expenses associated with trying to continue that operation.

                           FDN, Inc. and subsidiaries
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 2000

NOTE 2: DESCRIPTION OF BUSINESS, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization/Description of Business:

FDN, Inc., the Company, (formerly Ultrafit Centers, Inc.) was incorporated in the State of Colorado on May 27, 1987. After being administratively dissolved on November 1, 1997 by the Colorado Secretary of State, the Company was reinstated and a certificate of good standing was issued on February 18, 1999. In anticipation of the reverse acquisition with FON Digital Network, Inc. (a Florida corporation) discussed below, the Company officially changed its name to FDN, Inc. on February 18, 1999. Before the reverse acquisition, FDN, Inc (formerly Ultrafit Centers, Inc.) had operated a series of geriatric rehabilitation facilities. Prior to December 31, 1999 FDN, Inc. ceased operating these facilities and had in fact divested itself of all assets related to the rehabilitation business.

FDN Inc., through its subsidiaries, is an emerging provider of advanced, integrated telecommunications services primarily to residential and small business customers. The Company offers long-distance, prepaid and operator assisted telephone services integrated with enhanced communications features. The Company is broadening its business strategy as an Integrated Communications Provider (ICP), which will provide broadband data, voice and video telecommunications services primarily throughout the United States and terminating internationally. Additionally, service presently and offered and planned are: traditional 1 plus, 0 plus (operator assisted), travel card, toll free 800, Voice over Internet (VoIP), and Internet Service Provider (ISP) telecommunication services.

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

On July 15, 1999, FON purchased substantially all the assets of American Telecommunications Enterprises, Inc., (out of bankruptcy) (see also Note 1 - above). The acquisition was accounted for under the purchase method of accounting and as such, the financial statements include the operations from the date of acquisition. American Tel. Enterprises, Inc. (TEL) was incorporated in the State of Florida on July 1, 1999 to effectuate this transaction.

                           FDN, Inc. and subsidiaries
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 2000

NOTE 2: DESCRIPTION OF BUSINESS, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued

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

NOTE 3:  WRITE DOWN ON INTANGIBLES

During the third quarter of 2000 in accordance with SFAS-121 (Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of) the Company wrote down the remaining value of its customer lists and goodwill to $0 due to the fact that the Company expects no further cash flows from these assets. The write down aggregated $768,479. During the second quarter the Company had previously written down $1,108,408. The total write down aggregated $1,876,887 for the nine months ended September 30, 2000.

NOTE 4:  PROMISSORY NOTES

During September 2000, the Company has renegotiated certain promissory notes that had been in default. A holder of a $544,995 note, which includes accrued interest, has agreed to an eighteen-month extension. In addition seven note holders whose notes aggregated $177,652 at September 30 2000, agreed to new repayment terms for their notes ranging from three to eight months.

During the third quarter, loans from two shareholders aggregating $427,325 were converted to 1,490,872 shares of the Company's common stock.

The Company has a dispute with one of its carriers for its American Tel. subsidiary. During the second quarter the Company, pursuant to a settlement agreement, reflected the initial promissory note of $635,145 and through September 30, 2000, has paid $235,000 against this note. Despite a previous settlement agreement, the carrier has since sent a letter of default to the Company in a larger amount of $2,742,487. The Company has disputed this claim and intends to take legal action for damages incurred as a result of the carrier terminating service.

                           FDN, Inc. and subsidiaries
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 2000

NOTE 4:  PROMISSORY NOTES (Continued)

In September of 2000, the Company defaulted on a $100,000 90-day note from a company affiliated with a shareholder. As collateral against the note the Company pledged 200,000 shares of common stock. In addition a surety bond secures the loan. The note accrues annual interest at 12%. The Company is currently negotiating with the note holder to cure the default

In July of 2000, the Company defaulted on a $100,000 note payable to a consultant in connection with the acquisition of Mercury Capital Corporation. The Company is currently negotiating with the note holder to cure the default.

During the third quarter the Company defaulted on another note payable in the amount of $100,000. The note is accruing interest at an annual rate of 14%. The collateral pledged includes 100,000 shares of the Company's common stock, owned by a shareholder. The Company is responsible for the balance of the value of the note, if the fair market value of the pledged stock is insufficient to satisfy the note in full. The Company is currently negotiating with the note holder who is seems willing to negotiate the terms of repayment.

During the third quarter of 2000, the Company was issued a demand for payment from a shareholder and former employee/officer of the Company, in the amount of $22,517. The balance accrues interest at 18%. The shareholder is willing to accept a payment plan for this amount and the Company intends to arrange a satisfactory repayment plan.

In July of 2000, the Company defaulted on a $335,000 note payable in conjunction with the purchase of ATM machines. The initial note agreement calls for an increase in the liability to $450,000 in the event of default. The Company has scheduled, through its attorneys, a settlement conference with the note holder to attempt to revise the terms of payment. The potential increase of the liability to $450,000 has not been reflected in these financial statements.

In July of 2000, the Company defaulted on a payment of $75,000 as called for as part of the payment of the $3,800,000 note for the purchase for American Tel Enterprises Inc. Due to the fact that the assets were purchased out of bankruptcy, several vendors who do business with the new American Tel. were owed monies by the bankrupt entity. These vendors refused to perform services to the new entity unless their old obligations were satisfied. To that end, the Company paid $119,576 of the bankrupt company's expenses. The trustee to the bankruptcy has stated that he will allow the Company to apply these payments against the $3,800,000 although it has not been determined as to when such offsets will be applied. The Company will petition the trustee to apply the offset to the first payment due. The Company is working with its attorneys to significantly reduce the amount of the note obligation to the bankruptcy court because the Company feels material misrepresentations were made by the prior owners. In addition the Company is working with its attorney to return American Tel Enterprises to the bankruptcy court. The Company may incur an expense associated with the return of American Tel Enterprises to the court. However the Company has determined that the savings of operational and other expenses associated with trying to continue that operation will justify such an expense.

                           FDN, Inc. and subsidiaries
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 2000

NOTE 4:  PROMISSORY NOTES (Continued)

As mentioned in the Company's 10QSB for the first quarter, the Company had an agreement providing for the issuance of 250,000 shares of common stock to a consultant associated with the Mercury Capital transaction. These shares are subject to registration by the Company. As at September 30, 2000, these shares had not yet been issued. The Company is attempting to negotiate an alternative resolution and payment.

NOTE 5:  SHAREHOLDERS' EQUITY

During the third quarter of 2000, the Company entered into several transactions, which affect shareholders' equity. These transactions are detailed below:

In the third quarter the Company issued 200,000 shares of common stock to two employees as per their employment agreements. The common stock was valued at $60,000.

In the third quarter 1,500,000 shares of common stock previously obtained from a shareholder and being held in Treasury were retired.

During the second quarter the Company had received loans from two shareholders in exchange for promissory notes. In the third quarter these notes in the amount of $427,325 were converted into 1,490,872 shares of the Company's common stock.

In the third quarter six distributors and two master agents were issued a total of 200,000 shares of restricted common stock. The restricted common stock was valued at $39,000. An additional 250,000 shares of common stock shall vest and be delivered to the distributors and master agents after 360 days from the date of their agreements provided the Company and the distributors and master agents are conducting business with one another.

In July of 2000, the Company reissued from treasury 260,000 shares of common stock for proceeds of $46,800.

In July of 2000, the Company reissued 34,500 shares of common stock from Treasury in settlement of a liability of $12,000.

NOTE 6:  LITIGATION SETTLEMENTS

During the third quarter, the Company settled litigation with Dr. Philip Minton resulting from the operations of Ultrafit Centers, Inc. The settlement was for $55,000, $7,500 less than had previously been recorded by the Company as a liability. The resulting gain on the settlement in the amount of $7,500 has been recorded as other income. As at September 30, 2000, the Company had paid $20,000 of the settlement amount.

                          FDN, Inc. and subsidiaries
             Notes to Consolidated Financial Statements (unaudited)
                               September 30, 2000

NOTE 7:  SUBSEQUENT EVENTS/ COMMITMENTS AND CONTINGENCIES

During the fourth quarter two Members of the Board of Directors resigned. The Company has not replaced these Board Members but has been in conversation with two individuals highly respected in the industry.

During the fourth quarter the Company sent to certain shareholders a Notice of Stock Cancellation and Rescission. The action is to rescind certain ownership of the Company's common stock by those persons who the Company feels did not acquire the stock properly. The Company is evaluating the responses from these certain shareholders before further action.

The Company has three letters of credit issued to various carriers for a total amount of $351,000. Certain shareholders and/or their affiliates have personally secured these Letters of Credits. During the fourth quarter a carrier made a partial draw down on a $100,000 letter of credit in the amount of $70,623. The obligation to the shareholder is reflected in the fourth quarter. One of the shareholders has agreed to take shares of the Company's common stock in lieu of the repayment of the collateral underlying the Letter of Credit.

On October 8, 2000, the Company filed an S-8 to register the 500,000 shares underlying a previous option agreement to a consultant.

Employment Agreements:

In July 2000, the Company formalized the employment agreements with its Vice President of Prepaid Sales and Vice President of Operations. Each agreement is for a period of twelve months and calls for annual compensation of $100,000. In addition the employees had already been issued 300,000 and 200,000 shares of restricted common stock, respectively and their agreements call for the additional issuance of 500,000 shares each (400,000 restricted and 100,000 free trading) over a two-year period. In July 2000, the two employees were each issued 100,000 shares of free trading stock as per their agreements. (see Note
5)

Carrier Dispute

The Company incurred significant losses for the quarter concerning prepaid cards, which was the result of the Company falling behind in the weekly payments to the carrier. As a result of this, the carrier in turn increased the rates to the Company causing excessive and unexpected losses. The Company is seeking legal remedy against the carrier due to failure of the carrier to properly notify the Company of the increased rates. The Company believes the rates are between 20% and 30% too high. The Company believes this would decrease the loss for the nine-month period of 2000 between $1,069,000 and $1,604,000. The Company has taken a conservative approach and has recorded the full liability on the books.

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

During the third quarter the Company began an aggressive campaign concerning its prepaid card program through its distribution network in which prepaid phone cards have been distributed throughout the United States. (see Liquidity and Capital Resources)

RESULTS OF OPERATIONS:

The Company records sales of prepaid phone cards by matching income against the actual amount of minutes of usage incurred per card. The actual wholesale dollar amount of use on the card is recorded as revenue on the income statement, whereas the wholesale dollar amount of usage still remaining on the card is recorded as deferred revenue on the balance sheet. The total wholesale value of the card is recorded as accounts receivable at time of sale. Due to the discontinuance of carrier service the Company has set up a significant reserve for return of prepaid calling cards.

The Company recorded net sales for the quarter and nine months ending September 30, 2000 of $2,235,740 and $2,848,625 as compared to $711,130 and $711,130 revenue for the same periods in 1999. During the quarter, gross revenue for prepaid phone cards prior to returns amounted to $2,498,281. The third quarter revenue also includes the operations of American Tel. in the amount of $28,718. In order to provide for returned prepaid cards from the Distributors, as a result of the interruption in service, the Company has recorded as an additional expense a return allowance in the amount of $349,432 during the quarter ended September 30, 2000, as compared to $0 for the same quarter in 1999. This has been recorded as a reduction to net sales.

Gross profit (loss) was $(3,355,395) and $(3,853,203) for the third quarter and the first nine months of 2000 as compared to $216,286 and $215,672 for the same periods in 1999. The Company experienced a loss on One Plus sales caused by the decline in sales for American Tel. due to the cancellation of service from a carrier and moving its switch location. The Company incurred significant losses for the quarter concerning prepaid cards, which was the result of the Company falling behind in the weekly payments to the carrier. As a result of this, the carrier in turn increased the rates to the Company causing excessive and unexpected losses. The Company is seeking legal remedy against the carrier due to failure of the carrier to properly notify the Company of the increased rates. The Company believes the rates are between 20% and 30% too high. The Company believes this would decrease the loss for the nine-month period of 2000 between $1,069,000 and $1,604,000. The Company has taken a conservative approach and has recorded the full liability on its books. In addition the minute usage per prepaid call was longer than had been anticipated by the Company resulting in increased wholesale costs.

Selling, general and administrative expense ("SG&A") was $1,203,196 and $4,205,896 for the third quarter and the first nine months of 2000, compared to $908,180 and $2,122,427 for the same periods in 1999, an increase of 33% and 98%. For the quarter ended September 30, 2000 prepaid expenses were amortized in the amount of $224,008, as compared to $0 for the comparable 1999 quarter.

Other (income) and expense ("OIE") was $808,222 for the quarter ended September 30, 2000, compared to $76,986 for the comparable quarter of 1999. OIE for the first nine months of 2000 was $2,348,061 compared to $143,325 for the first nine months of 1999. The additional write down of intangible assets of American Tel during the quarter in the amount of $768,479 accounted for 95% of OIE. During the third quarter of 2000 interest expense was $47,243 compared to $76,986 for the same quarter in 1999. During the third quarter the Company wrote down the intangible assets of its subsidiary, American Tel., in the amount of $768,479 to reflect the estimated value of these assets. Previously, during the second quarter of 2000, $1,108,408 had been written-down.

Net loss was $(5,366,813) and $(10,407,160) for the third quarter and the first nine months of 2000, compared to $(768,880) and $(2,050,080) for the same periods in 1999. The increase in the net loss for the third quarter and the first nine months of 2000 reflects the net loss on operations of American Tel in the amount of $(1,017,844) and $(3,269,573), respectively. American was not acquired in the comparable period of 1999 until July 15, 1999. Various money raising costs including interest expense, finders fees, brokerage fees, etc., accounted for the majority of the remaining increased losses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a working capital deficit of $6,925,815 at September 30, 2000 as compared to a working capital deficit of $3,324,924 as at December 31, 1999. The Company has been experiencing negative cash flow on a short-term basis, which would become materially adverse if sustained on a long-term basis. During October 2000 due to a dispute with its telecommunications carrier, underlying service to the prepaid phone-cards was temporarily suspended. The Company needs to obtain both additional short term and long term financing to reinstate its prepaid calling card operations. There can be no guarantee that additional financing will be available to reinstate and continue such operations, which are material.

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


Part II - Other Information

1. LEGAL PROCEEDING

Refer to financial statements filed May 1, 2000 with Form 8-KA.

During the quarter, the Company agreed to settlement of its litigation with Dr. Philip Minton. The Company had originally recorded $62,500 as a potential liability as at December 31, 1999. The Company directly paid $20,000 during the quarter. As part of the settlement, the liability was written down by $7,500. The remaining balance of $35,000 is due in the fourth quarter.

2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third quarter of 2000, the Company entered into several transactions, which affect shareholders' equity. These transactions are detailed below:

In the third quarter, the Company issued 200,000 shares of common stock to two employees as per their employment agreements. The common stock was valued at $60,000.

In the third quarter, 1,500,000 shares of common stock previously obtained from a shareholder and being held in Treasury were retired.

During the second quarter the Company had received loans from two shareholders in exchange for promissory notes. In the third quarter these notes in the amount of $427,325 were converted into 1,490,872 shares of the Company's common stock.

In the third quarter six distributors and two master agents were issued a total of 200,000 shares of restricted common stock. The restricted common stock was valued at $39,000. An additional 250,000 shares of common stock shall vest and be delivered to the distributors and master agents after 360 days from the date of their agreements provided the Company and the distributors and master agents are conducting business with one another.

In July of 2000, the Company reissued from treasury 260,000 shares of common stock for proceeds of $46,800.

In July of 2000, the Company reissued 34,500 shares of common stock from Treasury in settlement of a liability.

The above transactions resulted in minimal proceeds to the Company, which was used for operations.

3. DEFAULTS UPON SENIOR SECURITIES:

The Company has a dispute with one of its carriers for its American Tel. Enterprises Inc. subsidiary. During the second quarter the Company, pursuant to a settlement agreement, reflected the initial promissory note of $635,145 and through September 30, 2000, has paid $235,000 against this note. Despite a previous settlement agreement, the carrier has since sent a letter of default to the Company in a larger amount of $2,742,487. The Company has disputed this claim and intends to take legal action for damages incurred as a result of the carrier terminating service.

In September of 2000, the Company defaulted on a $100,000 90-day note from a company affiliated with a shareholder. As collateral against the note the Company pledged 200,000 shares of common stock. In addition a surety bond secures the loan. The note accrues annual interest at 12%. The Company is currently negotiating with the note holder to cure the default

In July of 2000, the Company defaulted on a $100,000 note payable to a consultant in connection with the acquisition of Mercury Capital Corporation. The Company is currently negotiating with the note holder to cure the default.

During the third quarter, the Company defaulted on another note payable in the amount of $100,000. The note is accruing interest at an annual rate of 14%. The collateral pledged includes 100,000 shares of the Company's common stock, owned by a shareholder. The Company is responsible for the balance of the value of the note, if the fair market value of the pledged stock is insufficient to satisfy the note in full. The Company is currently negotiating with the note holder who is seems willing to negotiate the terms of repayment.

During the third quarter of 2000, the Company was issued a demand for payment from a shareholder and former employee/officer of the Company, in the amount of $22,517. The balance accrues interest at 18%. The shareholder is willing to accept a payment plan for this amount and the Company intends to arrange a satisfactory repayment plan.

In July of 2000, the Company defaulted on a $335,000 note payable in conjunction with the purchase of ATM machines. The initial note agreement calls for an increase in the liability to $450,000 in the event of default. The Company has scheduled, through its attorneys, a settlement conference with the note holder to attempt to revise the terms of payment. The potential increase of the liability to $450,000 has not been reflected in these financial statements.

In July of 2000, the Company defaulted on a payment of $75,000 as called for as part of the payment of the $3,800,000 note for the purchase for American Tel Enterprises Inc. Due to the fact that the assets were purchased out of bankruptcy, several vendors who do business with the new American Tel. were owed monies by the bankrupt entity. These vendors refused to perform services to the new entity unless their old obligations were satisfied. To that end, the Company paid $119,576 of the bankrupt company's expenses. The trustee to the bankruptcy has stated that he will allow the Company to apply these payments against the

$3,800,000 although it has not been determined as to when such offsets will be applied. The Company will petition the trustee to apply the offset to the first payment due. The Company is working with its attorneys to significantly reduce the amount of the note obligation to the bankruptcy court because the Company feels material misrepresentations were made by the prior owners. In addition the Company is working with its attorney to return American Tel Enterprises to the bankruptcy court. The Company may incur an expense associated with the return of American Tel Enterprises to the court. However the Company has determined that the savings of operational and other expenses associated with trying to continue that operation will justify such an expense.

As mentioned in the Company's 10QSB for the first quarter, the Company had an agreement providing for the issuance of 250,000 shares of common stock to a consultant associated with the Mercury Capital transaction. These shares are subject to registration by the Company. As at September 30, 2000, these shares had not yet been issued. The Company is attempting to negotiate an alternative resolution and payment.

6.      EXHIBITS AND REPORTS ON FORM 8-K:

a)   Exhibit 11: The Earnings  Per Share  computation  is submitted  herewith as
     Exhibit 11

b) Exhibit 27.1: The Financial Data Schedule for the nine months ended September, 2000 is submitted herewith as Exhibit 27.1

c) No Form 8-K Current Report was filed during the fiscal quarter for which this Form 10-Q report is filed. A Form 8-K Current Report was made under
     Item 5 for October 7, 2000 concerning a certain stock rescission request by the Company and filed prior to this Form 10-Q and no financial statements were filed

d) No contracts entered into during the quarter are deemed by management to be material in the light of the registrant's operating results, financial condition and other factors.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FDN, INC.

                                By:    /s/ Paul Matthews
                                       --------------------------
                                       Paul Matthews
                                       Acting CEO
Date: November 13, 2000